Form 10KSB
period 2002-12-31
MARKET INTEGRITY INC
filed 2003-02-18
CIK 1105307

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO
                                        .

                        COMMISSION FILE NUMBER: 000-28673


                             MARKET INTEGRITY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



                NEVADA                             86-0972808
   (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                 1815 N. PLACITA BUENDIA, TUCSON, ARIZONA 85749
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                 (520) 731-9890
                           (ISSUER'S TELEPHONE NUMBER)


         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001 PAR VALUE.

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

AT DECEMBER 31, 2002, THE AGGREGATE MARKET VALUE OF ALL SHARES OF VOTING STOCK HELD BY NON- AFFILIATES WAS $0.00. IN DETERMINING THIS FIGURE, THE REGISTRANT HAS ASSUMED THAT ALL DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES. SUCH ASSUMPTION SHALL NOT BE DEEMED CONCLUSIVE FOR ANY OTHER PURPOSE. THE NUMBER OF SHARES OUTSTANDING OF EACH CLASS OF THE REGISTRANT'S COMMON STOCK, AS OF DECEMBER 31, 2002, WAS AS FOLLOWS: COMMON STOCK $.001 PAR VALUE, 1,000,000 SHARES.

TOTAL REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 2002: $0

AT DECEMBER 31, 2002, THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 1,000,000.

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

         The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2002, reflects a current asset value of $0.00, and a total asset value of $0.00.

         The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

         During the period from October 20, 1999 through December 31, 2002, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

         Daniel Hodges, 36, has been sole Director, President, Chief Financial Officer and Secretary of the Company since inception. Mr. Hodges has been president and director of Solomon Consulting

Corp. which specializes in corporate and securities consulting since 1995. He has owned and operated an industrial manufacturing company, "APRI, Inc." since 1998. He is currently on the board of directors of two charitable organizations as well as over 10 for-profit corporations. Within the past year, several companies that maintain a public trading status have had Mr. Hodges as a director including: Avartarra.com (symbol: AVAR), Landstar, Inc. (LDSR), and Hyaton Company, Inc. (HYTN). Mr. Hodges received his B.S. from Thomas A. Edison State College in Trenton, New Jersey. He is also a graduate of the U.S. Air Force Undergraduate Pilot Training program and is currently the rank of Captain as an officer in the Air National Guard.

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

                                                                           # OF
NAME AND ADDRESS                        NATURE OF                         SHARES
OF BENEFICIAL OWNERS                    OWNERSHIP                         OWNED                   PERCENT
DIRECTORS

PRINCIPAL SHAREHOLDERS


Daniel L. Hodges                        Common                              800,000                 80.00

DIRECTORS AND EXECUTIVE OFFICERS


Daniel L. Hodges                        Common                              800,000                 80.00

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (1
PERSON)                                  Direct                             800,000                 80.00 %
                                         Options                            None                    None
                                         %
                                            Total                           800,000                 80.00 %

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

1.       FINANCIAL STATEMENTS                                               PAGE

Independent Auditors' Report...............................................F - 1

Balance Sheets
  December 31, 2002 and 2001 ..............................................F - 2

Statements of Operations for the
  Years Ended December 31, 2002 and 2001...................................F - 3

Statement of Stockholders' Equity for the
  Years Ended December 31, 2002 and 2001 ..................................F - 4

Statements of Cash Flows for the
  Years Ended December31, 2002 and 2001 ...................................F - 5

Notes to the Financial Statements
 December 31, 2002 and 2001 ...............................................F - 6

2.       FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       EXHIBITS

         The following exhibits are included as part of this report:

Exhibit
Number   Title of Document

         *3       Articles of Incorporation

         *3.2     Bylaws

         *3.1     Amended Articles of Incorporation

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 11, 2000.

ITEM 14.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

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

MARKET INTEGRITY, INC.

By:   /s/ Daniel L. Hodges
      Daniel L. Hodges
      President, Chief Finance Officer and
      Director
Date: February 13, 2003

I, Daniel L. Hodges, certify that:

         1. I have reviewed this annual report on form 10-KSB of Market Integrity, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/
Daniel L. Hodges
President, CEO
(Principal Executive Officer)

I, Daniel L. Hodges, certify that:

         1. I have reviewed this annual report on form 10-KSB of Market Integrity, Inc..

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/
Daniel L. Hodges
Treasurer and Director
(Principal Financial and Accounting Officer)

                          INDEPENDENT AUDITOR'S REPORT


Market Integrity, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Market Integrity, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations and cash flows for the two years ended December 31, 2002 and the statement of stockholders' equity from July 24, 1997 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market Integrity, Inc. (a development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 13, 2003

                                              MARKET INTEGRITY, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS

                                                                        December 31,
                                                            -------------------------------------
                                                                  2002                2001
                                                            -----------------   -----------------

Assets:                                                     $               -   $               -
                                                            =================   =================

Liabilities - Accounts Payable                              $           1,606   $           1,007
                                                            -----------------   -----------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 shares at December 31,
    2002 and 2001                                                       1,000               1,000
  Paid-In Capital                                                       5,935               4,928
  Retained Deficit                                                     (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                                  (7,341)             (5,735)
                                                            -----------------   -----------------

     Total Stockholders' Equity                                        (1,606)             (1,007)
                                                            -----------------   -----------------

     Total Liabilities and
       Stockholders' Equity                                 $               -   $               -
                                                            =================   =================
















         The accompanying notes are an integral part of these financial statements.

                                              MARKET INTEGRITY, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS



                                                                                   Cumulative
                                                                                      since
                                                                                   October 20,
                                                                                      1999
                                                                                    Inception
                                                 For the Year Ended                    of
                                                    December 31,                   Development
                                        -------------------------------------
                                               2002               2001                Stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                            1,606              2,794               7,341
                                        ------------------  -----------------   -----------------

     Net Loss                           $           (1,606) $          (2,794)  $          (7,341)
                                        ------------------  -----------------   -----------------

Basic & Diluted loss per share          $                -  $               -
                                        ==================  =================



















         The accompanying notes are an integral part of these financial statements.

                             MARKET INTEGRITY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JULY 29, 1997 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               During
                                                     Common Stock             Paid-In        Retained       Development
                                                 Shares        Par Value      Capital         Deficit          Stage
                                             --------------- -------------  ------------   -------------  ----------------
Balance at July 24, 1997 (inception)                       - $            - $           -  $            - $              -

December15, 1997 Issuance of Stock
for Services and payment
of Accounts Payable                                1,000,000         1,000             -               -                 -

Net Loss                                                   -             -             -          (1,100)                -
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 1997                       1,000,000         1,000             -          (1,100)                -

Net Loss                                                   -             -             -            (100)                -
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 1998                       1,000,000         1,000             -          (1,200)                -

Capital contributed by Shareholder                         -             -           350               -                 -
Net Loss                                                   -             -             -               -              (150)
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 1999                       1,000,000         1,000           350          (1,200)             (150)

Capital contributed by Shareholder                         -             -         2,791               -                 -
Net Loss                                                   -             -             -               -            (2,791)
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 2000                       1,000,000         1,000         3,141          (1,200)           (2,941)

Capital contributed by Shareholder                         -             -         1,787               -                 -
Net Loss                                                   -             -             -               -            (2,794)
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 2001                         1000000          1000         4,928          (1,200)           (5,735)

Capital contributed by Shareholder                         -             -         1,007               -                 -
Net Loss                                                   -             -             -               -            (1,606)
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 2002                       1,000,000 $       1,000  $      5,935   $      (1,200) $         (7,341)
                                             =============== =============  ============   =============  ================



         The accompanying notes are an integral part of these financial statements.

                                              MARKET INTEGRITY, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS

                                                                                                  Cumulative
                                                                                                    Since
                                                                                                 October 20,
                                                                                                     1999
                                                                                                  Inception
                                                              For the Years Ended                     of
                                                                 December 31,                    Development
                                                     -------------------------------------
                                                            2002               2001                 Stage
                                                     ------------------  -----------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                             $           (1,606) $          (2,794)   $           (7,341)
Increase (Decrease) in Accounts Payable                             599              1,007                 1,406
                                                     ------------------  -----------------    ------------------
  Net Cash Used in operating activities                          (1,007)            (1,787)               (5,935)
                                                     ------------------  -----------------    ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities                                                -                  -                     -
                                                     ------------------  -----------------    ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                1,007              1,787                 5,935
                                                     ------------------  -----------------    ------------------
Net Cash Provided by
  Financing Activities                                            1,007              1,787                 5,935
                                                     ------------------  -----------------    ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           -                  -                     -
Cash and Cash Equivalents
  at Beginning of Period                                              -                  -                     -
                                                     ------------------  -----------------    ------------------
Cash and Cash Equivalents
  at End of Period                                   $                -  $               -    $                -
                                                     ==================  =================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                           $                -  $               -    $                -
  Franchise and income taxes                         $                -  $             115    $              415

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

         The accompanying notes are an integral part of these financial statements.

                             MARKET INTEGRITY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $1,600 for the year ended December 31, 2002 and losses of approximately $2,800 for the year ended December 31, 2001, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its searching for business opportunities.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                             MARKET INTEGRITY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of December 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Reclassifications

         Certain reclassifications have been made in the December 31, 2001 financial statements to conform with the December 31, 2002 presentation.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                             MARKET INTEGRITY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                    Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                   For the year ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,606)           1,000,000  $                -
                                                        ==================  ===================  ==================

                                                                   For the year ended December 31, 2000
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (2,794)           1,000,000  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2002 and 2001 and are thus not considered.

NOTE 3 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 5 - COMMITMENTS

         As of December 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities

                             MARKET INTEGRITY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 4 - DEVELOPMENT STAGE COMPANY

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

..